Form 10-Q
period 2008-03-31
ABF CAPITAL CORP
filed 2009-10-05
CIK 728390

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  001-32184

ABF CAPITAL CORP.
(Name of Small Business Issuer in its charter)

Delaware	13-3160977
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2 Winthrop Lane, Scarsdale, New York
(Address of principal executive offices)

(914) 725-5474
(Issuer's telephone number)

(Former name, former address and former
fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒Yes  ☐No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At October 2, 2009 there were 1,223,278 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ABF CAPITAL CORP.

BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(unaudited)	(unaudited)

ASSETS
CURRENT ASSETS:
Cash	$212,691	$228,469
Marketable securities	31,976	32,404
Due from officer	74,213	73,654
TOTAL CURRENT ASSETS	318,880	334,527

INVESTMENT AND ADVANCES - AFFILIATE	23,400	23,400

	$342,280	$357,927

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,695	$3,814
Loan payable - related party	25,000	25,000
TOTAL CURRENT LIABILITIES	28,695	28,814

STOCKHOLDERS' EQUITY:
Common stock, $.0001 par value,
authorized 20,000,000 shares: 1,223,278 issued and outstanding	122	122
Additional paid-in capital	3,277,600	3,277,600
Accumulated deficit	(2,893,811)	(2,878,710)
Other comprehensive loss	(70,326)	(69,899)
TOTAL STOCKHOLDERS' EQUITY	313,585	$329,113

	$342,280	357,927

See notes to unaudited financial statements.

ABF CAPITAL CORP.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

REVENUES:
Royalties	$-	$-

EXPENSES:
General and administrative	17,642	17,868

LOSS BEFORE OTHER INCOME	(17,642)	(17,868)

OTHER INCOME:
Dividend and interest income	2,541	2,372

NET LOSS	(15,101)	(15,496)

COMPREHENSIVE (LOSS) GAIN - Unrealized (loss) gain on investments	(427)	5,266

TOTAL COMPREHENSIVE LOSS	$(15,528)	$(10,230)

NET LOSS PER SHARE - Basic and diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	1,223,278	1,223,278

See notes to unaudited financial statements.

ABF CAPITAL CORP.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(15,101)	$(15,496)
Adjustments to reconcile net loss to net
cash used in operating activities:
Accrued interest on receivables	(558)	(1,154)
Changes in assets and liabilities:
Accounts payable and accrued expenses	(119)	(527)
NET CASH USED IN OPERATING ACTIVITIES	(15,778)	(17,177)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due from officer	-	(10,000)

NET DECREASE IN CASH	(15,778)	(27,177)

CASH AT BEGINNING OF YEAR	228,469	115,254

CASH AT END OF PERIOD	$212,691	$88,077

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION
Cash paid during the year for:
Income taxes	$-	$-
Interest	$-	$-

Increase (decrease) in fair value of marketable securities	$(427)	$5,266

See notes to unaudited financial statements.

ABF CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

1.	THE COMPANY

ABF Capital Corp. (the “Company” or “ABF”) was organized in the State of Delaware in 1982 as a wholly-owned subsidiary of Crown Jewel Resources Corp. (“Crown”) which was formerly known as ABF Energy Corp. prior to June 2000.  The Company was formed to engage in oil and gas exploration, acquire and develop oil and gas properties, and sell oil and gas produced by these efforts.  The Company discontinued all of its oil and gas activities during 1985.  The Company was inactive from 1985 to 1994.  Since 1994, the Company has been attempting to collect amounts due to it from its former participation in oil and gas activities.  As of 2007, management curtailed these activities in an effort to preserve financial resources, because among other things, (i) the statute of limitations to enforce the agreements has or may have expired, (ii) it has been unable to locate the parties who may owe the Company money and (iii) the persons against whom judgments have been obtained do not possess sufficient assets to pay the amount owed.

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included.  Operating results for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results that may be experienced for the fiscal year ending December 31, 2008.

2.	SIGNIFICANT ACCOUNTING POLICIES

A.
Estimates - The preparation of financial statements in conformity with generally accepted accounting  principles  requires management to make estimates and  assumptions that affect the reported amounts of assets  and  liabilities  and  disclosure  of contingent assets and liabilities at the date of the financial statements.  Actual results could differ from those estimates.

B.	Cash and Cash Equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.

C.	Fair Value of Financial Instruments - The Company considers its financial instruments and obligations to approximate fair value due to their near-term due dates.

D.
Marketable Equity Securities - Marketable equity securities consist of investments in equity of publicly traded companies and are stated at market value based on the most recently traded price of these securities at March 31, 2008.  All marketable securities are classified as available for sale at March 31, 2008.  Unrealized gains and losses, determined by the difference between historical purchase price and market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders’ Equity.  Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold.

E.
Loans Receivables - Loans receivables are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific debtors, collateral, historic trends, and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible.

F.
Revenue Recognition - Royalty income results primarily from court awarded judgments against former co-participants in certain oil and gas ventures.  There is significant uncertainty for the Company to reasonably estimate the extent of royalty payments to be received accordingly; royalty income is recognized when received.

G.
Impairment of Long-Lived Assets - The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. To date, no impairment has occurred.

H.
Income Taxes-The Company follows Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes, which  requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events  that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

I.
Concentration of Credit Risk – Financial instruments which potentially subject the Company to concentrations of credit risk consists principally of cash.  The Company places its cash with high credit quality financial institutions

J.
Earnings Per Share-The Company follows Statement of Financial AccountingStandards No. 128, Earnings per Share – Basic earnings per share is computed bydividing net income available to common stockholders by the weighted averagenumber of common shares outstanding during the period.  Diluted earnings per share reflects the per share amount that would have resulted if diluted potential common stock had been converted to common stock as prescribed by SFAS No. 128.

K.	New Accounting Pronouncements:

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.  The new standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the issuance of financial statements. Specifically, the standard sets forth: 1) the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, 2) the circumstances that an entity should recognize events or transactions that occur after the balance sheet date, and 3) the disclosures that an entity should make about events or transactions that occur after the balance sheet date.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162”.  The new standard sets forth that the FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also a source for authoritative GAAP for SEC registrants.  When the statement is effective, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the financial statements.

3.	MARKETABLE SECURITIES

Marketable securities consist of investments in equity of publicly traded companies and are stated at market value which at March 31, 2008 and December 31, 2007 was $31,976 and $32,404, respectively. These marketable securities are classified as available for sale. Unrealized losses are determined by the difference between historical purchase price and market value.  At March 31, 2008 and December 31, 2007 unrealized losses were $70,326 and $69,899, respectively. Unrealized loss for the three months ended March 31, 2008 was $427 and the unrealized gain for the three months ended March 31, 2007 was $5,266.

4.	DUE FROM OFFICER

Loans to an officer of $74,213 and $73,654 at March 31, 2008 and December 31, 2007, respectively, including accrued interest of $3,213 and $2,654, respectively, are unsecured, and are repayable on demand with simple interest of 4% per annum.

5.	INVESTMENT IN AFFILIATE

At March 31, 2008 the Company reported and investment in Diopsys, Inc., a privately held company engaged in the development of bio-medical technology.  Such investment consisted of 31,420 common shares at a cost of $23,400.  During October and November 2007 the Company sold 53,500 Diopsys shares for $61,525 which resulted in a gain of $1,496.  In May 2007 the Company received $109,906 from Diopsys as repayment for advances made in previous years.

6.	LOAN PAYABLE – RELATED PARTY

During the year ended December 31, 2007, the wife of the Company’s president and majority shareholder loaned the Company $30,000, and was repaid $5,000, for a net payable of $25,000 as of December 31, 2007. In April 2008 the Company repaid $10,000. The loan payable bears interest at 6.5% per annum, is unsecured, and repayable on demand.  Total accrued interest as of March 31, 2008 and December 31, 2007 was $402 and $134, respectively, and is included in accounts payable and accrued expenses.

7.	LITIGATION

The Company is obligated for legal fees of $2,794 resulting from a terminated litigation.  The award was formalized by a judgment issued by a California civil court on March 30, 2006 and is reflected in the financial statements at March 30, 2008.

8.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through October 2, 2009 and has determined that there were no subsequent events to recognize or disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview.

ABF Capital Corp. ("ABF" or the "Company") was organized in the State of Delaware in 1982 as a wholly owned subsidiary of ABF Energy Corp., which changed its name to Crown Jewel Resources, Inc. (“CJR”) in June 2000.  In February 2002, CJR divested itself of its interest in ABF by distributing to its stockholders one share of ABF common stock for every ten shares of CJR common stock held by such persons.

From 1982 through 1984, ABF was as a sublessor and contract driller for oil and gas ventures.  The Company was inactive from 1986 through 1994.  In 1994, our sole officer and director sought to revive ABF.

In 1994, management initiated legal actions to enforce its rights under certain assumption of liabilities agreements executed in favor of the Company by limited partners in the partnerships that retained it to undertake contract drilling projects.  The assumption of liabilities agreements provide full recourse for the amount payable against the party assuming the liabilities.  Under these agreements, the limited partners agreed to pay the Company an aggregate of approximately $4,879,000.  From 1994 to 2007, the Company successfully collected approximately $1,089,000 of the total amount due under the agreements.  In 2007, the Company discontinued its efforts to enforce the certain assumption of liabilities agreements because, among other reasons, the statute of limitations had expired and the Company was barred from initiating suit to collect amounts due, it could not locate the parties or, in one case, the party against whom the Company had obtained a judgment did not have the funds to pay the amount due.

As of the date of this Report, we have no business operations and are a “shell company,” which is defined in Rule 405 under the Securities Act of 1933, as amended (the “Securities Act”), as a company which has (i) no or nominal operations; and (ii) either (x) no or nominal assets; (y) assets consisting solely of cash and cash equivalents; or (z) assets consisting of any amount of cash and cash equivalents and nominal other assets.  Our business plan comprises seeking to identify an operating business (a "Target Business") with which to enter into a merger, capital stock exchange, asset acquisition or other similar business combination (“Business Combination”).  These transactions sometimes are referred to as "reverse mergers" or "reverse acquisitions" and are attractive to operating companies that desire to have a class of securities registered under the Exchange Act, while avoiding what their management may deem to be adverse consequences of undertaking a public offering.  The adverse consequences include significant expense, possible loss of voting control, time delays and compliance with various federal and state securities laws.

At March 31, 2008, we had total assets of approximately $342,000, including approximately $213,000 in cash, nearly $32,000 in marketable securities, in excess of $74,000 in loans receivable from our president and an investment of $23,400 in an affiliated company.  At said date, we had total current liabilities of $28,695, including $25,000 due to the wife of our president to repay a loan she made to the Company in 2007.  We currently generate minimal income from interest on the amounts on deposit with financial institutions and as we may earn from any increase in the value of the securities we own.

We will use the financial resources at our disposal to identify, negotiate and consummation a Business Combination and to pay our president's salary.  We cannot assure your that we will be successful in locating or negotiating with any Target Business.

Our management has broad discretion with respect to identifying and selecting a prospective Target Business.  We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Business.  We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital.  In the alternative, a Business Combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Our sole officer and director has never served as an officer or director of a development stage public company with the business purpose of acquiring a Target Business.  Accordingly, he may not successfully identify a Target Business or conclude a Business Combination.  To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  If we consummate a Business Combination with a foreign entity, we will be subject to all of the risks attendant to foreign operations.  Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In most instances the Target Business will wish to structure the Business Combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.  Accordingly, we expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction, and likely a much higher percentage) in order to ensure that Business Combination qualifies as a “tax free” transaction under federal tax laws.  The issuance of additional shares of our capital stock:

•	will significantly reduce the equity interest of our stockholders; and

•	will cause a change in likely result in the resignation or removal of one or more of our present officers and directors.

Our management anticipates that the Company will be able to affect only one Business Combination, due primarily to our financial resources and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a Target Business in order to achieve a tax-free reorganization.  This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against potential gains from another.

Liquidity and Capital Resources.

During the next twelve months we anticipate incurring costs related to (i) preparing and filing reports under the Securities Exchange Act of 1934 and (ii) payments in connection with certain administrative and operational expenses of the Company, including compensation and benefits to our president.  We may also incur costs relating to identifying a Target Business and consummating a Business Combination.  We believe that our existing liquid assets of approximately $342,000, including cash, marketable securities loans receivable and an investment in an affiliated company are sufficient to permit us to pursue our business objectives and satisfy our current and anticipated future obligations.

If additional funds are necessary for any purposes, the Company will seek to obtain such funds through loans or investment in the Company, as and when necessary.  We cannot provide investors with any assurance that we will be able to obtain such funds on any terms.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods and that such information is communicated to management to allow timely decisions regarding required disclosure.  As of the end of the period covered by this Quarterly Report on Form 10-Q, our President, who is our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on the evaluation, our President concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

There were no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any material legal proceedings or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a) During the three months ended March 31, 2008, the Company did not sell or issue any securities.

(b) Not applicable.

(c) Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

ABF CAPITAL CORP.

Date: October 2, 2009	By:	/s/ Adolph Weissman
Adolph Weissman, President