Form 10-Q
period 2008-06-30
ABF CAPITAL CORP
filed 2009-10-05
CIK 728390

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ABF CAPITAL CORP.
BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$181,408	$228,469
Marketable securities	36,337	32,404
Due from officer	74,922	73,654
TOTAL CURRENT ASSETS	292,667	334,527

INVESTMENT AND ADVANCES - AFFILIATE	23,400	23,400

	$316,067	$357,927

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,122	$3,814
Loan payable - related party	15,000	25,000
TOTAL CURRENT LIABILITIES	18,122	28,814

STOCKHOLDERS' EQUITY:
Common stock, $.0001 par value,
authorized 20,000,000 shares: 1,223,278 issued and outstanding	122	122
Additional paid-in capital	3,277,600	3,277,600
Accumulated deficit	(2,911,454)	(2,878,710)
Other comprehensive loss	(68,323)	(69,899)
TOTAL STOCKHOLDERS' EQUITY	297,945	329,113

	$316,067	$357,927

See notes to unaudited financial statements.

ABF CAPITAL CORP.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

REVENUES:
Royalties	$-	$-	$-	$-

EXPENSES:
General and administrative	19,454	29,161	37,096	47,029

LOSS BEFORE OTHER INCOME	(19,454)	(29,161)	(37,096)	(47,029)

OTHER INCOME:
Dividend and interest income	1,811	2,566	4,352	4,938

NET LOSS	(17,643)	(26,595)	(32,744)	(42,091)

COMPREHENSIVE GAIN (LOSS) -
Unrealized gain (loss) on investments	2,003	(6,413)	1,576	(1,147)

TOTAL COMPREHENSIVE LOSS	$(15,640)	$(33,008)	$(31,168)	$(43,238)

NET LOSS PER SHARE - Basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	1,223,278	1,223,278	1,223,278	1,223,278

See notes to unaudited financial statements.

ABF CAPITAL CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,744)	$(42,091)
Adjustments to reconcile net loss to net
cash used in operating activities:
Accrued interest on receivables	(1,268)	(2,458)
Changes in assets and liabilities:
Accounts payable and accrued expenses	(692)	(678)
NET CASH USED IN OPERATING ACTIVITIES	(34,704)	(45,227)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(2,357)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loans receivable		-
Repaymnet of advances to affiliate	-	109,906
Repayment of Notes Payable	(10,000)	-
Increase in due from officer	-	(25,000)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(10,000)	84,906

NET (DECREASE) INCREASE IN CASH	(47,061)	39,679

CASH AT BEGINNING OF YEAR	228,469	115,254

CASH AT END OF PERIOD	$181,408	$154,933

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION
Cash paid during the year for:
Income taxes	$-	$-
Interest	$-	$-

Increase (decrease) in fair value of marketable securities	$1,576	$(1,147)

See notes to unaudited financial statements.

ABF CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008
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

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included.  Operating results for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of the results that may be experienced for the fiscal year ending December 31, 2008

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

D.
Marketable Equity Securities - Marketable equity securities consist of investments in equity of publicly traded companies and are stated at market value based on the most recently traded price of these securities at June 30, 2008. All marketable securities are classified as available for sale at June 30, 2008. Unrealized gains and losses, determined by the difference between historical purchase price and market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders’ Equity.  Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold.

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

H.
Income Taxes-The Company follows Statement of Financial Accounting Standards No.  109 -  Accounting  for  Income  Taxes,  which  requires recognition  of deferredtax assets and liabilities for the expected future tax consequences  of events  that havebeen included in the financial  statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement  and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

Marketable securities consist of investments in equity of publicly traded companies and are stated at market value which at June 30, 2008 and December 31, 2007 was $36,337 and $32,404, respectively. These marketable securities are classified as available for sale. Unrealized losses are determined by the difference between historical purchase price and market value.  At June 30, 2008 and December 31, 2007 unrealized losses were $68,323 and $69,899, respectively.  Unrealized gain for the six months ended June 30, 2008 was $1,576 and the unrealized loss for the six months ended June 30, 2007 was $1,147.

4.	DUE FROM OFFICER

Loans to an officer of $74,922 and $73,654 at June 30, 2008 and December 31, 2007, respectively, including accrued interest of $3,922 and $2,654, respectively, are unsecured, and are repayable on demand with simple interest of 4% per annum.

5.	INVESTMENT IN AFFILIATE

At June 30, 2008 the Company reported and investment in Diopsys, Inc., a privately held company engaged in the development of bio-medical technology.  Such investment consisted of 31,420 common shares at a cost of $23,400.  During October and November 2007 the Company sold 53,500 Diopsys shares for $61,525 which resulted in a gain of $1,496.  In May 2007 the Company received $109,906 from Diopsys as repayment for advances made in previous years.

6.	LOAN PAYABLE – RELATED PARTY

During the year ended December 31, 2007, the wife of the Company’s president and majority shareholder loaned the Company $30,000, and was repaid $5,000, for a net payable of $25,000 as of December 31, 2007.  In April 2008 the Company repaid $10,000, for a net payable of $15,000 remaining at June 30, 2008. The loan payable bears interest at 6% per annum, is unsecured, and repayable on demand.  Total accrued interest as of June 30, 2008 and December 31, 2007 was $97 and $134, respectively, and is included in accounts payable and accrued expenses.

7.	LITIGATION

The Company is obligated for legal fees of $2,794 resulting from a terminated litigation.  The award was formalized by a judgment issued by a California civil court on March 30, 2006 and is reflected in the financial statements at June 30, 2008.

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

At June 30, 2008, we had total assets of approximately $316,000, including approximately $181,000 in cash, in excess of $36,000 in marketable securities, in excess of $74,000 in loans receivable from our president and an investment of $23,400 in an affiliated company.  At said date, we had total current liabilities of $18,122, including $15,000 due to the wife of our president to repay a loan she made to the Company in 2007.  We currently generate minimal income from interest on the amounts on deposit with financial institutions and as we may earn from any increase in the value of the securities we own.

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

Our management anticipates that the Company will be able to affect only one Business Combination, due primarily to our financial resources and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a Target Business in order to achieve a tax free reorganization.  This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against potential gains from another.

Liquidity and Capital Resources.

During the next twelve months we anticipate incurring costs related to (i) preparing and filing reports under the Securities Exchange Act of 1934 and (ii) payments in connection with certain administrative and operational expenses of the Company, including compensation and benefits to our president.  We may also incur costs relating to identifying a Target Business and consummating a Business Combination.  We believe that our existing liquid assets of approximately $316,000, including cash, marketable securities loans receivable and an investment in an affiliated company are sufficient to permit us to pursue our business objectives and satisfy our current and anticipated future obligations.

If additional funds are necessary for any purposes, the Company will seek to obtain such funds through loans or investment in the Company, as and when necessary.  We cannot provide investors with any assurance that we will be able to obtain such funds on any terms, if necessary.

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

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a) During the three months ended June 30, 2008, the Company did not sell or issue any securities.

(b) Not applicable.

(c) Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

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