Form 10-Q
period 2008-09-30
ABF CAPITAL CORP
filed 2009-10-05
CIK 728390

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐  Yes  ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☒ Yes   ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At October 2, 2009 there were 1,223,278 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ABF CAPITAL CORP.
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Unaudited)
CURRENT ASSETS:
Cash	$167,803	$228,469
Marketable securities	50,581	32,404
Due from officer	75,631	73,654
TOTAL CURRENT ASSETS	294,015	334,527

INVESTMENT AND ADVANCES - AFFILIATE	23,400	23,400

	$317,415	$357,927

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,648	$3,814
Loan payable - related party	15,000	25,000
TOTAL CURRENT LIABILITIES	17,648	28,814

STOCKHOLDERS' EQUITY:
Common stock, $.0001 par value,
authorized 20,000,000 shares: 1,223,278 issued and outstanding	122	122
Additional paid-in capital	3,277,600	3,277,600
Accumulated deficit	(2,923,876)	(2,878,710)
Other comprehensive loss	(54,079)	(69,899)
TOTAL STOCKHOLDERS' EQUITY	299,767	329,113

	$317,415	$357,927

See notes to unaudited financial statements.

ABF CAPITAL CORP.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

REVENUES:
Royalties	$-	$-	$-	$-

EXPENSES:
General and administrative	13,790	13,961	51,188	60,990

LOSS BEFORE OTHER INCOME	(13,790)	(13,961)	(51,188)	(60,990)

OTHER INCOME:
Dividend and interest income	1,670	3,030	6,022	7,968

NET LOSS	(12,120)	(10,931)	(45,166)	(53,022)

COMPREHENSIVE GAIN (LOSS)
Unrealized gain (loss) on investments	14,244	(4,239)	15,820	(5,386)

TOTAL COMPREHENSIVE (LOSS) INCOME	$2,124	$(15,170)	$(29,346)	$(58,408)

NET LOSS PER SHARE - Basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	1,223,278	1,223,278	1,223,278	1,223,278

See notes to unaudited financial statements.

ABF CAPITAL CORP.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(45,166)	$(53,022)
Adjustments to reconcile net loss to net
cash used in operating activities:
Accrued interest on receivables	(1,977)	(3,362)
Changes in assets and liabilities:
Accounts payable and accrued expenses	(1,166)	(1,176)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(48,309)	(57,560)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(2,357)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loans receivable		-
Decrease in advances to affiliate	-	109,906
Proceeds from loan payable - related party	-	30,000
Repayment of loan payable - related party	(10,000)	(5,000)
Increase in due from officer	-	(25,000)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(10,000)	109,906

NET (DECREASE) INCREASE IN CASH	(60,666)	52,346

CASH AT BEGINNING OF YEAR	228,469	115,254

CASH AT END OF PERIOD	$167,803	$167,600

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION
Cash paid during the year for:
Income taxes	$-	$-
Interest	$-	$-

Increase (decrease) in fair value of marketable securities	$15,820	$(5,386)

See notes to unaudited financial statements.

ABF CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2008
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

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included.  Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be experienced for the fiscal year ending December 31, 2008.

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

D.
Marketable Equity Securities - Marketable equity securities consist of investments in equity of publicly traded companies and are stated at market value based on the most recently traded price of these securities at September 30, 2008. All marketable securities are classified as available for sale at September 30, 2008. Unrealized gains and losses, determined by the difference between historical purchase price and market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders’ Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold.

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

Marketable securities consist of investments in equity of publicly traded companies and are stated at market value which at September 30, 2008 and December 31, 2007 was $50,581 and $32,404, respectively. These marketable securities are classified as available for sale. Unrealized losses are determined by the difference between historical purchase price and market value.  At September 30, 2008 and December 31, 2007 unrealized losses were $54,079 and $69,899, respectively.  Unrealized gain for the nine months ended September 30, 2008 was $15,820 and the unrealized loss for the nine months ended September 30, 2007 was $5,386.

4.	DUE FROM OFFICER

Loans to an officer of $75,631 and $73,654 at September 30, 2008 and December 31, 2007, respectively, including accrued interest of $3,922 and $2,654, respectively, are unsecured, and are repayable on demand with simple interest of 4% per annum.

5.	INVESTMENT IN AFFILIATE

At September 30, 2008 the Company reported and investment in Diopsys, Inc., a privately held company engaged in the development of bio-medical technology.  Such investment consisted of 31,420 common shares at a cost of $23,400.  During October and November 2007 the Company sold 53,500 Diopsys shares for $61,525 which resulted in a gain of $1,496.  In May 2007 the Company received $109,906 from Diopsys as repayment for advances made in previous years.

6.	LOAN PAYABLE – RELATED PARTY

During the year ended December 31, 2007, the wife of the Company’s president and majority shareholder loaned the Company $30,000, and was repaid $5,000, for a net payable of $25,000 as of December 31, 2007.  In April 2008 the Company repaid $10,000, for a net payable of $15,000 remaining at September 30, 2008. The loan payable bears interest at 6.5% per annum, is unsecured, and repayable on demand.  Total accrued interest as of September 30, 2008 and December 31, 2007 was $123 and $134, respectively.

7.	LITIGATION

The Company is obligated for legal fees of $2,794 resulting from a terminated litigation. The award was formalized by a judgment issued by a California civil court on March 30, 2006 and is reflected in the financial statements at September 30, 2008.

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

    At September 30, 2008, we had total assets of approximately $317,000, including approximately $168,000 in cash, in excess of $50,000 in marketable securities, approximately $75,631 in loans receivable from our president and an investment of $23,400 in an affiliated company.  At said date, we had total current liabilities of $17,648, including $15,000 due to the wife of our president to repay a loan she made to the Company in 2007.  We currently generate minimal income from interest on the amounts on deposit with financial institutions and as we may earn from any increase in the value of the securities we own.

    We will use the financial resources at our disposal to identify, negotiate and consummation a Business Combination and to pay our president's salary.  We cannot assure your that we will be successful in locating or negotiating with any Target Business.

    Our management will have broad discretion with respect to identifying and selecting a prospective Target Business.  We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Business.  We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital.  In the alternative, a Business Combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

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

Liquidity and Capital Resources.

    During the next twelve months we anticipate incurring costs related to (i) preparing and filing reports under the Securities Exchange Act of 1934 and (ii) payments in connection with certain administrative and operational expenses of the Company, including compensation and benefits to our president.  We may also incur costs relating to identifying a Target Business and consummating a Business Combination.  We believe that our existing liquid assets of approximately $317,000, including cash, marketable securities loans receivable and an investment in an affiliated company are sufficient to permit us to pursue our business objectives and satisfy our current and anticipated future obligations.

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

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

    (a) During the three months ended September 30, 2008, the Company did not sell or issue any securities.

    (b) Not applicable.

    (c) Not applicable.

Item 3. Defaults Upon Senior Securities.

    None.

Item 4. Submission of Matters to a Vote of Security Holders.

    None.

Item 5. Other Information.

    None.

Item 6. Exhibits.

Exhibit	Description
31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

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